Form 10-Q
period 2005-06-30
WMT III Series I/J Trading Vehicle LLC; WMT III Series H/J Trading Vehicle LLC; WMT III Series G/J Trading Vehicle LLC; World Monitor Trust III
filed 2005-08-12
CIK 1320480, 1320478, 1320591, 1305201

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________________ to _____________________________________________

Commission File No.                    Name of Registrant or Co-Registrant in Charter            IRS Employer Number
-------------------                    ----------------------------------------------            -------------------

333-119612                                         WORLD MONITOR TRUST III                       20-1697966 (Series G)
                                                    (Name of Registrant)                         20-1698042 (Series H)
                                                                                                 20-1698147 (Series I)
                                                                                                 20-2446281 (Series J)

333-119612-01                              WMT III SERIES I/J TRADING VEHICLE LLC                20-2469479
                                           (Name of Rule 140 Co-Registrant No. 1)

333-119612-02                              WMT III SERIES H/J TRADING VEHICLE LLC                20-2469200
                                           (Name of Rule 140 Co-Registrant No. 2)

333-119612-03                              WMT III SERIES G/J TRADING VEHICLE LLC                20-2469369
                                           (Name of Rule 140 Co-Registrant No. 3)

Delaware
---------------------------------------------------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation or organization of Registrant and Co-Registrants)

51 Weaver Street, Building 1 South, 2nd Floor, Greenwich, Connecticut             06831
---------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices of Registrant and Co-Registrants)         (Zip Code)


Registrant's and Co-Registrants' telephone number, including area code: (203) 861-1000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / / No /X/

                            WORLD MONITOR TRUST III
                          QUARTER ENDED JUNE 30, 2005
                               TABLE OF CONTENTS
                            ----------------------



                                                                                                                     Page

PART I.    FINANCIAL INFORMATION........................................................................................1

           ITEM 1.         FINANCIAL STATEMENTS.......................................................................1-7
           ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS..............................................................8-9
           ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................10
           ITEM 4.         CONTROLS AND PROCEDURES.....................................................................10

PART II.   OTHER INFORMATION...........................................................................................11

           ITEM 1.         LEGAL PROCEEDINGS ..........................................................................11
           ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.................................11
           ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.............................................................11
           ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................11
           ITEM 5.         OTHER INFORMATION...........................................................................11
           ITEM 6.         EXHIBITS....................................................................................11


SIGNATURES                 .........................................................................................12-13

EXHIBIT INDEX              ...........................................................................................E-1

           Exhibit 31.1    Certification of Kenneth A. Shewer.........................................................E-2
           Exhibit 31.2    Certification of Maureen D. Howley.........................................................E-3
           Exhibit 32.1    Certification of Kenneth A. Shewer.........................................................E-4
           Exhibit 32.2    Certification of Maureen D. Howley.........................................................E-5


                         PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


                            WORLD MONITOR TRUST III
                       STATEMENT OF FINANCIAL CONDITION
                                 June 30, 2005
                                  (Unaudited)
                                ---------------





                                                             Series G        Series H       Series I        Series J
                                                             --------        --------       --------        --------

ASSETS
    Cash                                                      $   1,000      $   1,000      $   1,000        $    1,000
    Cash in escrow                                               35,000         10,000         35,000         2,228,800
                                                              ---------      ---------      ---------        ----------

              Total assets                                    $  36,000      $  11,000      $  36,000        $2,229,800
                                                              =========      =========      =========        ==========

LIABILITIES
    Subscriptions received in advance                         $  35,000      $  10,000      $  35,000        $2,228,800
                                                              ---------      ---------      ---------        ----------

UNITHOLDERS' CAPITAL
    General Units - 10 General Units of
       each Series outstanding                                $   1,000      $   1,000      $   1,000        $    1,000
                                                              ---------      ---------      ---------        ----------

              Total liabilities and
                 unitholders' capital                         $  36,000      $  11,000      $  36,000        $2,229,800
                                                              =========      =========      =========        ==========







                            See accompanying notes.

                            WORLD MONITOR TRUST III
                       STATEMENT OF FINANCIAL CONDITION
                               December 31, 2004
                                   (Audited)
                                ---------------






                                            Series G    Series H   Series I
                                            --------    --------   --------
ASSETS
    Cash                                      $1,000      $1,000      $1,000
                                              ======      ======      ======


UNITHOLDERS' CAPITAL
  General Units - 10 General Units of
     each Series outstanding                 $1,000      $1,000      $1,000
                                             ======      ======      =======



                            See accompanying notes.

                            WORLD MONITOR TRUST III
                   NOTES TO STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)
                                ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------

          A.   General Description of the Fund

               World Monitor Trust III (the Trust) is a Delaware business trust organized on September 28, 2004, which has not yet commenced operations. The Trust intends to engage in the speculative trading of futures contracts, forward contracts and other derivative instruments. The Trust consists of four separate and distinct series ("Series"): Series G, H, I and J. The assets of each Series will be segregated from the other Series and separately valued.

               Series G, H and I will invest in a trading vehicle which, in turn, will enter into a managed account agreement with its own independent commodity trading advisor that will manage such Series' assets; Series J will invest in each of the three trading vehicles in which Series G, H and I will invest. Series J will initially allocate its assets equally among each trading vehicle and will rebalance its exposure quarterly to maintain an equal exposure to each advisor.

               Each Series is initially divided into two classes: General Units and Limited Units. The Limited Units will initially be divided into two sub-classes: the Class I Units and the Class II Units. The Class I and Class II Units are identical except for the applicable service fee charged to each Class.

               The capital contributions to the Trust as of June 30, 2005, total $1,000 per Series and were contributed by the Managing Owner. As June 30, 2005, Series G, H, I and J have received $35,000, $10,000, $35,000 and $2,228,800, respectively, from potential investors which are held in escrow and will be held there until the funds are either released for trading purposes or returned to the payors of such funds.

          B.   Proposed Public Offering of Units of Beneficial Interest

               The Trust filed a registration statement with the Securities and Exchange Commission offering to sell up to $500,000,000 of Units of Beneficial Interest. Units will be sold at $100 per Unit during the initial offering period and at the net asset value per Unit during the continuing offering period.

          C.   Regulation

               As a registrant with the Securities and Exchange Commission, the Trust is subject to the regulatory requirements under the Securities Act of 1933 and the Securities Exchange Act of 1934. As a commodity investment pool, the Trust will be subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of the various commodity exchanges where the Trust will execute transactions. Additionally, the Trust will be subject to the requirements of futures commission merchants (brokers) and interbank market makers through which the Trust will trade.

          D.   Method of Reporting

               The Trust's statement of financial condition is presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Trust's management. Actual results could differ from these estimates.

                            WORLD MONITOR TRUST III
             NOTES TO STATEMENT OF FINANCIAL CONDITION (CONTINUED)
                                  (Unaudited)
                                ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          (CONTINUED)

          E.   Investments in Trading Vehicles

               Each Series' investment in its respective trading vehicle(s) will be reported at its net asset value. Each Series will record its proportionate share of the income or loss from the trading vehicle(s) in its statement of operations.

               Once the Trust commences trading, the trading vehicles will account for investment transactions on the trade date. Gains or losses will be realized when contracts are liquidated. Net unrealized gain or loss on open contracts (the difference between contract trade price and market price) will be reflected in the statement of financial condition of each trading vehicle in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss will be reported in the statement of operations of each trading vehicle. Brokerage commissions will include other trading fees and will be charged to expense when contracts are opened.

          F.   Income Taxes

               The Trust will prepare calendar year U.S. and applicable state information tax returns and report to the unitholders their allocable shares of the Trust's income, expenses and trading gains or losses.

          G.   Organization and Offering Costs

               Organization and initial offering costs (exclusive of the initial selling fee), estimated to total approximately $1,500,000, will be advanced by the Managing Owner. Such organizational and initial offering expenses will be reimbursed by each Series, without interest, in 36 monthly payments during each of the first 36 months of the Continuous Offering Period. In no event shall the Managing Owner be entitled to reimbursement for such expenses in an aggregate amount in excess of 2.5% of the aggregate amount of all subscriptions accepted by the Trust during the Initial Offering Period and the first 36 months of the Continuous Offering Period. The Managing Owner also will pay all offering expenses incurred after the Initial Offering Period ("ongoing offering costs"). Such expenses will be allocated among the Series as the Managing Owner determines to be fair and equitable and, each Series will reimburse the Managing Owner, without interest, in up to 36 monthly payments during each of the first 36 months following the month in which such expenses were paid by the Managing Owner. In no event shall the amount of any payment in any month for reimbursement of organization and initial offering costs and ongoing offering costs exceed 0.50% per annum of the Net Asset Value of the Trust as of the beginning of such month.

               Each Series will only be liable for payment of organization, initial offering and ongoing offering costs on a monthly basis. If a Series terminates prior to completion of payment of such amounts to the Managing Owner, the Managing Owner will not be entitled to any additional payments, and the Series will have no further obligation to the Managing Owner.

                            WORLD MONITOR TRUST III
             NOTES TO STATEMENT OF FINANCIAL CONDITION (CONTINUED)
                                  (Unaudited)
                                ---------------



Note 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          -----------------------------------------------------------
          (CONTINUED)

          H.   Allocations

               Income or loss from each Series will be allocated pro rata to each unitholder in the Series. Each unitholder within each Class of the Series will be charged its applicable service fee.

Note 2.   MANAGING OWNER
          --------------

          The Managing Owner of the Trust is Preferred Investment Solutions Corp., which conducts and manages the business of the Trust. The Declaration of Trust and Trust Agreement requires the Managing Owner to maintain a capital account equal to 1% of the total capital accounts of the Series (subject to a $100,000 minimum per Series).

          The Managing Owner will be paid a monthly management fee of 1/12 of 0.5% (0.5% annually) of each Series' net asset value at the beginning of the month.

Note 3.   COMMODITY TRADING ADVISORS
          --------------------------

          Each series invests in one or more trading vehicle(s), which in turn has entered into an advisory agreement with its own trading advisor. WMT III Series G/J Trading Vehicle LLC (of which Series G and Series J are the sole members) has entered into an advisory agreement with Graham Capital Management, L.P., pursuant to which such trading vehicle will pay a monthly management fee equal to 1/12 of 2.5% (2.5% annually) of such trading vehicle's Net Asset Value. WMT III Series H/J Trading Vehicle LLC (of which Series H and Series J are the sole members) has entered into an advisory agreement with Bridgewater Associates, Inc., pursuant to which such trading vehicle will pay a monthly management fee equal to 1/12 of 3% (3% annually) of such trading vehicle's Net Asset Value. WMT III Series I/J Trading Vehicle LLC (of which Series I and Series J are the sole members) has entered into an advisory agreement with Eagle Trading Systems Inc. pursuant to which such trading vehicle will pay a monthly management fee equal to 1/12 of 2% (2% annually) of such trading vehicle's Net Asset Value.

          Each trading vehicle will also pay the commodity trading advisors an incentive fee of 20% of New High Net Trading Profits (as defined in the applicable advisory agreement) generated by such trading vehicle.

Note 4.   SERVICE FEES AND SALES COMMISSIONS
          ----------------------------------

          The Trust will pay a service fee with respect to Class I units, monthly in arrears, equal to 1/12 of 2% ( 2% per annum) of the Net Asset Value per unit of the outstanding Class I units as of the beginning of the month. The service fee will be paid directly by the Trust to the Selling Agent, Kenmar Securities, Inc., an affiliate of the Managing Owner. The Selling Agent will be responsible for paying all commissions owing to the correspondent selling agents, who will be entitled to receive from the Selling Agent an initial commission equal to 2% of the initial Net Asset Value per Unit of each Class I unit sold by them, payable on the date such Class I units are purchased and, commencing with the 13th month after the purchase of a Class I unit, an ongoing monthly commission equal to 1/12th of 2% (2% per annum) of the Net Asset Value per unit as of the beginning of the month of the Class I units sold by them.

          Class II unitholders will not be assessed service fees.

                            WORLD MONITOR TRUST III
             NOTES TO STATEMENT OF FINANCIAL CONDITION (CONTINUED)
                                  (Unaudited)
                                ---------------



Note 4.   SERVICE FEES AND SALES COMMISSIONS (CONTINUED)
          ----------------------------------------------

          All unitholders will also pay Kenmar Securities, Inc. a monthly sales commission equal to 1/12 of 1% (1% annually) of the Net Asset Value of the outstanding units as of the beginning of each month.

Note 5.   TRUSTEE
          -------

          The trustee of the Trust is Wilmington Trust Company, a Delaware banking company. The trustee has delegated to the Managing Owner the duty and authority to manage the business and affairs of the Trust and has only nominal duties and liabilities with respect to the Trust.

Note 6.   OPERATING EXPENSES
          ------------------

          Operating expenses of the Trust will be paid for by the Trust.

Note 7.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
          --------------------------------------------

          Investments in the Trust will be made by subscription agreement, subject to acceptance by the Managing Owner.

          The Trust is not required to make distributions, but may do so at the sole discretion of the Managing Owner. A unitholder may request and receive redemption of Units owned, subject to restrictions in the Declaration of Trust and Trust Agreement.

          Class I unitholders who redeem all or a portion of their units of any Series on or prior to the first anniversary of their purchase will be subject to a redemption charge of up to 2% of the purchase price of such units to reimburse Kenmar Securities, Inc. for the unreimbursed amount of the initial service fee in respect of such redeemed units which was previously advanced by Kenmar Securities, Inc. There is no redemption charge associated with the Class II units.

Note 8.   TRADING ACTIVITIES AND RELATED RISKS
          ------------------------------------

          The Trust intends to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts (collectively, "derivatives") through the trading vehicles. The Trust will be exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

          Purchases and sales of futures and options on futures contracts require margin deposits with the brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

                            WORLD MONITOR TRUST III
             NOTES TO STATEMENT OF FINANCIAL CONDITION (CONTINUED)
                                  (Unaudited)
                                ---------------



Note 8.   TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
          ------------------------------------------------

          The Trust has cash on deposit with financial institutions and will have cash and cash equivalents on deposit with interbank market makers in connection with its trading of forward contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Trust assets on deposit may be limited to account insurance or other protection afforded such deposits. Since forward contracts are traded in unregulated markets between principals, the Trust will also assume the risk of loss from counterparty nonperformance.

          For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Trust will be exposed to a market risk equal to the notional contract value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Trust will pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option. Written options will expose the Trust to potentially unlimited liability, and purchased options will expose the Trust to a risk of loss limited to the premiums paid.

          The Managing Owner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Unitholders will bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 9.   GUARANTEES
          ----------

          In the normal course of business, the Trust enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Trust's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred. The Trust expects the risk of any future obligation under these indemnifications to be remote.

Note 10.  INTERIM FINANCIAL STATEMENTS
          ----------------------------

          The statement of financial condition as of June 30, 2005 is unaudited. In the opinion of management, such financial statement reflects all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005.

                            WORLD MONITOR TRUST III
                          (a Delaware Business Trust)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report includes forward-looking statements that reflect the Managing Owner's current expectations about the future results, performance, prospects and opportunities of the Trust. The Managing Owner has tried to identify these forward-looking statements by using words such as "may," "will," "expect," "anticipate," "believe," "intend," "should," "estimate" or the negative of those terms or similar expressions. These forward-looking statements are based on information currently available to the Managing Owner and are subject to a number of risks, uncertainties and other factors, both known, such as those described in this Report, and unknown, that could cause the Trust's actual results (upon commencement of trading), performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward-looking statements.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Managing Owner undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Introduction

World Monitor Trust III, or the Trust, was formed as a Delaware statutory trust on September 28, 2004, with separate series, or each, a Series, of units of beneficial interest, or the Units. Its term will expire on December 31, 2054 (unless terminated earlier in certain circumstances).

The Trust's Units will initially be offered in four (4) separate and distinct
Series: Series G, Series H, Series I, and Series J. The Trust may issue future Series of Units. The Units of each Series will be separated into two classes, or each, a Class, of Units. The Trust, with respect to each Series, will:

     o engage in the speculative trading of a diversified portfolio of futures, forward (including interbank foreign currencies) and options contracts and other derivative instruments and may, from time to time, engage in cash and spot transactions;
     o invest in a trading vehicle which, in turn, will enter into a managed account agreement with its own independent commodity trading advisor, or each, an Advisor, that will manage such Series' assets and make the trading decisions in respect of the assets of such Series, except that Series J will invest in each of the three trading vehicles in which Series G, Series H and Series I will invest;
     o segregate its assets from the assets of any other Series and maintain separate, distinct records from each other Series, and account for its assets separately from each other Series;
     o calculate its net assets and the Net Asset Value of its Units separately from each other Series;
     o have an investment objective of increasing the value of its Units over the long term (capital appreciation), while controlling risk and volatility; and
     o    offer Units in two Classes--Class I and Class II.

     Class I Units and Class II Units:

     o The Trust will pay a Service Fee in respect of the Class I Units, monthly in arrears, equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month. The Service Fee will be paid directly by the Trust to the Selling Agent. The Selling Agent will then be responsible for paying all service fees owing to the Correspondent Selling Agents. The Correspondent Selling Agents are entitled to receive from the Selling Agent an initial service fee equal to 2.00% of the initial Net Asset Value per Unit of each Class I Unit sold by them, payable on the date such Class I Units are purchased and, commencing with the thirteenth month after the purchase of a Class I Unit, an ongoing monthly commission equal to 1/12th of 2.00% (2.00% per annum) of the Net Asset Value per Unit as of the beginning of the month of the Class I Units sold by them. In addition to the above Service Fee, the Trust will pay to the Selling Agent a Sales Commission, monthly in arrears, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class I Units as of the beginning of the month.

     o Class II Units may only be offered to investors who are represented by approved Correspondent Selling Agents who are directly compensated by the investor for services rendered in connection with an investment in the Trust (such arrangements commonly referred to as "wrap-accounts"). Investors who purchase Class II Units of any Series will not be charged any Service Fee. However, the Trust will pay to the Selling Agent a Sales Commission, monthly in arrears, equal to 1/12th of 1.00% (1.00% per annum) of the Net Asset Value per Unit of the outstanding Class II Units as of the beginning of the month.

Units of each Series will initially be offered for a period ending July 1, 2005 unless (i) the subscription minimum for such Series is reached before that date or (ii) such date is extended by Preferred Investment Solutions Corp., the Managing Owner, for up to an additional ninety (90) days. The Managing Owner has extended the initial offering period until September 29, 2005.

After trading commences, Units in each Series will be offered as of the beginning of each month and will be offered continuously until all of each Series' Units which are registered are sold. The Managing Owner may terminate the Continuous Offering Period at any time.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. The Trust's application of these policies involves judgments and actual results may differ from the estimates used.

The Managing Owner has evaluated the nature and types of estimates that it will make in preparing the Trust's financial statements and related disclosures once the Trust begins trading operations and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange involves a critical accounting policy. While not currently applicable given the fact that the Trust is not currently involved in trading activities, the values which will be used by the Trust for its open forward positions will be provided by its commodity broker who will use market prices when available, while over-the-counter derivative financial instruments, principally forwards, options and swaps will be valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date.

Liquidity and Capital Resources

As of June 30, 2005, the Trust has not begun trading activities. Once the Trust begins trading activities, it is anticipated that all of its total net assets will be allocated to commodities trading through the trading vehicles. A significant portion of the net asset value is likely to be held in U.S. Treasury bills and cash, which will be used as margin for the Trust's trading in commodities. The percentage that U.S. Treasury bills will bear to the total net assets will vary from period to period as the market values of commodity interests change. The balance of the net assets will be held by the Trust in the trading vehicles' commodity trading accounts. Interest earned on interest-bearing funds will be paid to the Trust.

The Trust's commodity contracts will be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as "daily limits." During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Trust from promptly liquidating its commodity futures positions.

Since the Trust will trade futures and forward contracts through the trading vehicles, its capital will be at risk due to changes in the value of these contracts (market risk) or the inability of counterparties to perform under the terms of the contracts (credit risk).

The Trust does not have, nor does it expect to have, any capital assets.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2005, the Trust has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Trust. While the Trust's exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Trust's financial position.

The Trust's contractual obligations are with the Managing Owner; the trading vehicles' contractual obligations are with the Advisors and its commodity brokers. Payments made under the trading vehicle's agreements with the Advisors are a fixed rate, calculated as a percentage of each trading vehicle's "New High Net Trading Profits." In addition, Management Fee payments to the Advisors are calculated as a fixed percentage of each trading vehicle's Net Asset Value. Fees paid to the Managing Owner are calculated as a fixed percentage of each Series' Net Asset Value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as Net Asset Values are not known until a future date. Commission payments to the commodity broker are based on a cost per executed trade and, as such, the Managing Owner cannot anticipate the amount of such payments that will be required under the brokerage agreement for future periods as the level of executed trades are not known until a future date. These agreements are effective for one year terms, renewable automatically for additional one year terms unless terminated. Additionally, these agreements may be terminated by either party for various reasons.

Results of Operations

Through June 30, 2005, the Trust has not yet commenced operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk is not required pursuant to Item 305(e) of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Managing Owner carried out an evaluation, under the supervision and with the participation of the officers of the Managing Owner, including the Managing Owner's co-chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Trust's disclosure controls and procedures. Based upon that evaluation, the Managing Owner's co-chief executive officer and chief financial officer concluded that the Trust's disclosure controls and procedures are effective.

In designing and evaluating the Trust's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), the Managing Owner recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and the Managing Owner necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

There have not been any changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II. OTHER INFORMATION



Item 1. Legal Proceedings - There are no material legal proceedings pending by or against the Registrant or the Managing Owner or for which the Registrant or the Managing Owner was a party during the period covered by this report.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits:

          1.1  Form of Selling Agreement (incorporated by reference to Exhibit
               1.1 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

          4.1 Amended and Restated Declaration of Trust and Trust Agreement of the Registrant (annexed to the Prospectus as Exhibit A and incorporated by reference to Exhibit 4.1 to the Trust's Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29,
               2005)

          4.2 Subscription Requirements (annexed to the Prospectus as Exhibit B and incorporated by reference to Exhibit 4.2 to the Trust's Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29,
               2005)

          4.3 Subscription Instructions, Form of Subscription Agreement and Power of Attorney (annexed to the Prospectus as Exhibit C and incorporated by reference to Exhibit 4.3 to the Trust's Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29,
               2005)

          4.4 Form of Privacy Notice (annexed to the Prospectus as Exhibit D and incorporated by reference to Exhibit 4.4 to the Trust's Pre-Effective Amendment No. 3 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 29,
               2005)

          10.1 Form of Subscription Escrow Agreement (incorporated by reference to Exhibit 10.1 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

          10.2 Form of Advisory Agreement among WMT III Series G/J Trading Vehicle LLC, Preferred Investment Solutions Corp. (the "Managing Owner") and Graham Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14,
               2005)

          10.3 Form of Advisory Agreement among WMT III Series H/J Trading Vehicle LLC, the Managing Owner and Bridgewater Associates, Inc. (incorporated by reference to Exhibit 10.3 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14,
               2005)

          10.4 Form of Advisory Agreement among WMT III Series I/J Trading Vehicle LLC, the Managing Owner and Eagle Trading Systems Inc. (incorporated by reference to Exhibit 10.4 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14,
               2005)

          10.5 Form of Customer Agreement between the World Monitor Trust III and UBS Securities LLC (incorporated by reference to Exhibit
               10.5 to the Trust's Pre-Effective Amendment No. 2 on S-1 Registration Statement, File No. 333-119612, filed with the Commission on March 14, 2005)

          31.1 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

          31.2 Certification pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

          32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

          32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WORLD MONITOR TRUST III
By:    Preferred Investment Solutions Corp.
       Managing Owner


       By:  /s/ Kenneth A. Shewer                                                            Date:  August 12, 2005
       ----------------------------------------------------------------
       Kenneth A. Shewer
       Co-Chief Executive Officer


WORLD MONITOR TRUST III

By:    Preferred Investment Solutions Corp.
       Managing Owner



       By:  /s/ Maureen D. Howley                                                            Date:  August 12, 2005
       ----------------------------------------------------------------
       Maureen D. Howley
       Senior Vice President and Chief Financial Officer


WMT III SERIES G/J TRADING VEHICLE LLC

By:    World Monitor Trust III - Series G, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer

By:    World Monitor Trust III - Series J, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer


WMT III SERIES H/J TRADING VEHICLE LLC

By:    World Monitor Trust III - Series H, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer




By:    World Monitor Trust III - Series J, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer


WMT III SERIES I/J TRADING VEHICLE LLC

By:    World Monitor Trust III - Series I, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer


By:    World Monitor Trust III - Series J, a member
       By:    Preferred Investment Solutions Corp.
              Managing Owner



              By:   /s/ KENNETH A. SHEWER                                                    Date:  August 12, 2005
                    ---------------------------------------------------
                    Kenneth A. Shewer
                    Co-Chief Executive Officer


                                 EXHIBIT INDEX



  Exhibit                                                                                                     Page
  Number                       Description of Document                                                       Number
31.1       Certification of Kenneth A. Shewer                                                                 E-2
31.2       Certification of Maureen D. Howley                                                                 E-3
32.1       Certification  of Kenneth A.  Shewer,  Co-Chief  Executive  Officer,  pursuant to 18 U.S.C.        E-4
           Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002
32.2       Certification of Maureen D. Howley, Chief Financial Officer,  pursuant to 18 U.S.C. Section        E-5
           1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002
